Form 10-K405
period 1996-12-31
CORPORATE SYSTEMS HOLDING INC
filed 1997-03-31
CIK 1006268

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

(Mark one)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                          OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             [NO FEE REQUIRED]

For the transition period from ______________  to  _______________

Commission file number    33-30084
                      --------------------------------------------

                           CORPORATE SYSTEMS HOLDING, INC.
                (Exact name of registrant as specified in its charter)


           NEVADA                                               75-2666600
  State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization                             Identification No.)

                 1200 CORPORATE SYSTEMS CENTER, AMARILLO, TEXAS 79102
                (Address of principal executive offices)   (Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (806) 376-4223

Securities registered pursuant to Section 12(b) of the Act:

             None

Securities registered pursuant to section 12(g) of the Act:

             None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At December 31, 1996, the aggregate market value of the registrant's Common Stock, $.001 par value (the only class of voting stock), held by non-affiliates was $1,000.

    At December 31, 1996, one share of the registrant's Common Stock, $.001 par value (the only class of common stock), was outstanding.

    The Company's Registration Statement on Form S-4 and accompanying exhibits filed with the Securities and Exchange Commission is incorporated by reference in Item 1 and Item 3 of Part 1 and Item 14 of Part IV.

                           CORPORATE SYSTEMS HOLDING, INC.
                                      FORM 10-K
                     For the Fiscal Year Ended December 31, 1996


                                  Table of Contents

ITEM     DESCRIPTION                                                     PAGE
----     -----------                                                     ----
                                        Part I

 1.      Business........................................................   1
 2.      Properties......................................................   3
 3.      Legal Proceedings...............................................   3
 4.      Submission of Matters to a Vote of Security Holders.............   4

                                       Part II

 5.      Market for Registrant's Common Equity and Related
           Stockholder Matters...........................................   5
 6.      Selected Financial Data.........................................   7
 7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   8
 8.      Financial Statements and Supplementary Data.....................  15
 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  37

                                       Part III

10.      Directors and Executive Officers of the Registrant..............  38
11.      Executive Compensation..........................................  41
12.      Security Ownership of Certain Beneficial Owners and Management..  44
13.      Certain Relationships and Related Transactions..................  46

                                       Part IV

14.      Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.......................................................  46
15.      Supplemental Information to be furnished with Reports filed pursuant to Section 15(d) of the Act by Registrants which
         have not registered securities pursuant to 12 of the Act........  47


Signatures...............................................................  48

                                     DEFINITIONS

The following defined terms are used frequently in this Form 10-K.


CSC Shares              Shares of common stock of CSC General Partner, Inc.

CSC Shareholders        Holders of the General Partner Shares.


Common Stock            Common Stock, par value $.001 per share, of the Company.

Company Corporate Systems Holding, Inc., a Nevada corporation, formed to become the Partnership's corporate successor.

Corporate Systems       The Partnership prior to Reorganization or the Company
                        after the Reorganization, or both.

Exchange Offer          The offer made by the Company to the Limited Partners
                        and the CSC Shareholders to exchange Units or CSC
                        Shares for Company Stock.

General Partner         CSC General Partner, Inc., a Texas corporation, the
                        general partner of the Partnership.

Limited Partner         A Unitholder who is not the General Partner.

Management              The officers and directors of the General Partner.

Operating Company       Corporate Systems, Inc., a Nevada corporation.

Partner The General Partner and all Limited Partners, collectively, where no distinction is required by the context in which the term is used herein. Reference to a "Partner" will be to any one of the Partners.

Partnership             Corporate Systems, Ltd., a Texas limited partnership.

Plan A plan prepared by the General Partner that sets forth the terms of the Reorganization.

Registration Statement  The Registration Statement on Form S-4 (Registration
                        No. 33-30084) of the Company filed with the SEC, together with all amendments thereto.

Reorganization          The reorganization of the Partnership to corporate form.

SEC                     The Securities and Exchange Commission.

Unit A unit representing an ownership interest in the Partnership, including the entire legal and equitable ownership interest of a partner in the Partnership at any particular time, including without limitation, the respective Partner's interest in the capital, income, gains, profits, losses, deductions, and expenses of the Partnership. When used in the context of the General Partner, "Unit" means the Units held by the General Partner. When used in the context of a Limited Partner, "Unit" means the Unit or Units held by a Limited Partner.

Unitholder              A holder of one or more Units.

                                        PART I

ITEM 1.  BUSINESS

THE COMPANY

    The Company was formed pursuant to the Plan developed by the General Partner for the purpose of reorganizing the Partnership as a corporation. As of December 31, 1996, the reorganization of Corporate Systems from a partnership to a corporation had not been completed and the Company had
nominal assets.   As of the end of 1996, the Company had not taken any
substantial action since its incorporation on August 7, 1996, other than in connection with the Plan. The Company filed the Registration Statement with respect to the offer of its shares of common stock to the Limited Partners and to the CSC Shareholders pursuant to the Exchange Offer and Plan. For a discussion of the terms of the Plan, please see "The Reorganization" section of the Registration Statement.


    The Company's registration statement became effective December 20, 1996. Pursuant to the Plan, the Exchange Offer remained open for 30 days from the date the prospectus was sent to the Limited Partners and to the CSC Shareholders. As of December 31, 1996, the Company had not accepted any subscriptions for its shares of common stock, the Plan had not been completed, and Corporate Systems remained operating as a Partnership. For a discussion of the other factors relating to the Exchange Offer and Plan, please see "Risk Factors and Other Special Considerations" and "The Reorganizations" sections of the Registration Statement.

    The reorganization of Corporate Systems from a limited partnership to a corporation was completed on February 1, 1997. Upon completion of the reorganization, all the assets and liabilities of Corporate Systems were transferred to Corporate Systems, Inc., a wholly owned subsidiary of the Company. As of February 1, 1997, there were 5,922,814 shares of the Company's common stock issued and outstanding.

GENERAL BUSINESS.

    The principal business of Corporate Systems is to provide the infrastructure for a variety of automated products and services directed toward the property/casualty, workers compensation and disability insurance industry. These services fall into the following core competencies: data collection, information management and knowledge reporting.

    Data collection includes the ability to reconstruct, consolidate, and validate all forms of risk management data including incidents, claims, premiums, policies, exposure base (payroll, man hours, revenues, milage driven, etc.) and properties. This data is provided from diverse sources such as insurers, state funds, claims administrators, corporations, and governmental entities.

    Information management includes the processing of risk data via claims administration systems, retrospective medical review, litigation tracking, and check processing for workers compensation, liability, property, marine, crime and disability claims.

    Knowledge reporting provides a risk data warehouse and facilities to communicate risk information to insurance companies, insurance agents and brokers, corporations, claims administrators and governmental entities. Services include a batch reporting facility, report writing and risk management problem solving tools.

    Corporate Systems provides these core products and services primarily through leasing online systems via a remote computing facility located in Amarillo, Texas and secondarily by licensing software operating in the client's offices. Trained customer service teams located in Amarillo, Texas and Lisle, Illinois provide documentation, implementation, training and ongoing consulting for the client base.

    Corporate Systems has approximately 435 employees with its principal office in Amarillo, Texas and a branch service office in Lisle, Illinois.

MATERIAL CUSTOMERS.

    Corporate Systems had revenues from five customers totaling $21.64 million and $21.56 million during fiscal 1996 and 1995, respectively. The revenues from significant customers represent individually over 5 percent of total operating revenues and in the aggregate approximately 52 and 47 percent of total operating revenues for 1996 and 1995, respectively. For the year ended 1996, material customers representing over 10 percent of total operating revenues were American International Group, The Travelers Insurance Company and ITT Hartford and for the year ended December 31, 1995 such were The Travelers Company and ITT Hartford. At December 31, 1996 and 1995, the Partnership also had $3.51 million and $4.56 million, respectively, of unsecured trade accounts receivable due from customers which operate primarily in the insurance industry.

RESEARCH AND DEVELOPMENT.

    As with most information businesses that offer services dependent on computer software, research and development is a significant expense for Corporate Systems. Research and development expenditures, net of amounts reimbursed by customers, for the year ended December 31, 1996 and 1995, were $2.45 million and $4.08 million, respectively. The total net amount of new product development expenditures, which includes development performed under contracts for others, and other development costs, totaled $2.82 million and $4.44 million in fiscal 1996 and 1995, respectively. The increase in new product development expenses is in support of the Partnership's new and existing product development initiatives. For more information regarding research and development see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION.

    The business of providing risk information services to the insurance industry is developing into a highly competitive industry. Other companies provide products similar to the products offered by Corporate Systems. Corporate Systems actively competes with these other companies. Management believes that Corporate Systems' competitive position is affected by, among other things, price, contract terms, and quality of its products and service.
 Although there is no published data regarding Corporate Systems' competitor's market shares, Corporate Systems believes its major competitors include: Risk Sciences Group, Dorn Technology Group, Inc., David Corporation, and Pyramid Services.

ITEM 2. PROPERTIES.

    Corporate Systems owns three buildings located at its principal place of business in Amarillo, Texas. The two original buildings have a total of 48,037 square feet. In 1995, Corporate Systems completed construction of a new building of 26,000 square feet, which is used as office space for its customer service division.

    In Lisle, Illinois, Corporate Systems leases 12,553 square feet of the Lisle Executive Center, which is used as an office for its midwest region division.

ITEM 3.  LEGAL PROCEEDINGS

    The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership's consolidated financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1996 fiscal year.


                    Remainder of page intentionally left blank

                                       PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

    Prior to the Reorganization, there was not an established public trading market for the Units nor will there be for the shares of Common Stock of the Company after the Reorganization. The high and low sales price of Units traded recently are as follows:

   Quarter Ended          High               Low
   -------------          ----               ---
      3-31-93            $5.00              $5.00
      6-30-93             5.00               5.00
      9-30-93             5.00               5.00
     12-31-93             5.00               5.00
      3-31-94             5.00               4.30
      6-30-94             5.00               4.75
      9-30-94             5.00               5.00
     12-31-94             5.00               5.00
      3-31-95             5.00               5.00
      6-30-95             5.00               5.00
      9-30-95             6.00               5.00
     12-31-95             6.00               5.00
      3-31-96             7.00               4.90
      6-30-96             6.00               5.25
      9-30-96             6.00               5.00
     12-31-96             5.25               5.00

    The price ranges listed above reflect actual trades of Units during the periods indicated.

HOLDERS.

    As of December 31, 1996, the number of record holders of Units were 256, this number includes counting as one the ownership of the General Partner who had 28 shareholders. There were 5,922,814 Units outstanding of which the General Partner owned 2,666,672. After the Reorganization was completed on February 1, 1997, there were 277 shareholders of record and 5,922,814 shares of Common Stock outstanding.

DISTRIBUTIONS.

    Prior to the Reorganization, it was the policy of Corporate Systems to distribute to the Unitholders sufficient cash that was necessary for them to pay the tax liability on the Partnership's annual earnings.

     Recent distributions to Unitholders have been as follows(1):

               Quarter Ended    Amount Per Unit
               -------------    ---------------
                  3-31-93            $0.00
                  6-30-93             0.00
                  9-30-93              .14
                 12-31-93              .12
                  3-31-94              .12
                  6-30-94              .09
                  9-30-94              .16
                 12-31-94              .16
                  3-31-95              .16
                  6-30-95              .19
                  9-30-95              .16
                 12-31-95              .13
                  3-31-96              .10
                  6-30-96              .10
                  9-30-96              .10
                 12-31-96              .30

--------------
     (1)The table reflects the distributions declared by the Partnership in the respective quarters. Once declared, the distributions were generally paid in the following quarter.


    After the Reorganization, the amount of dividends, if any, will be dependent upon the Company's results of operations, financial position, legal and contractual limitations and other factors and will be evaluated on a regular basis by the Company's board of directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth summary selected financial and operating information of the Partnership for the years indicated (dollar amounts and number of units in thousands, except per unit data).

                                                    YEAR ENDED
                                                   DECEMBER 31,
--------------------------------------------------------------------------------
                                    1996     1995     1994     1993     1992
                                  -------   -------  -------  -------  -------
RESULTS OF OPERATIONS:
 Operating revenues               $41,773   $46,095  $39,747  $31,769  $26,363
 Research and development, net      2,451     4,081    2,129      245      472
 Operating income                   4,296     4,648    5,120    4,852    1,389
 Net earnings (loss)                4,635     4,277    5,335    5,351   (4,325)
 Net earnings (loss) per:
   General partner                  2,091     1,953    2,453    2,460   (1,997)
   Limited partners                 2,544     2,324    2,882    2,891   (2,328)
 Net earnings (loss) per unit:
   General partner                   0.78      0.73     0.92     0.92    (0.75)
   Limited partners                  0.78      0.73     0.92     0.92    (0.75)
 Distributions per unit              0.60      0.67     0.49     0.14     0.09

BALANCE SHEET:
 Working capital (deficit)        $ 4,563   $ 2,606  $ 2,695  $ 2,277  $(2,287)

 Total assets                      17,862    18,365   15,515   13,200    9,016
 Long-term obligations,
  including current maturities         22       118    1,575    3,310    5,092
 Total partners' equity             9,215     7,901    7,175    4,681      142
 Total number of units outstanding  5,923     5,876    5,800    5,800    5,800
 Book value per unit                 1.56      1.34     1.24     0.81     0.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    References to "fiscal" in this discussion pertain to the Partnership's fiscal years that begin January 1 and end December 31. References to "Footnotes" pertain to footnotes to the Consolidated Financial Statements.

    The principal business of the Partnership is to provide risk information services for the property and casualty insurance industry. These services consist generally of claims administration products including data conversion, data intake, data processing, and reporting.

    The Partnership's products include a claims administration system, workers' compensation medical bill repricing system, an incident reporting system, data conversion services, a disability claims administration system, and risk information reporting.

    The Partnership's ability to generate operating revenues is dependent on the volume and timing of the signing of sales contract agreements and service deliveries during the year, which are difficult to forecast. Additionally, certain business and credit concentrations exist that could have a significant impact on the Partnership's operating revenues should adverse conditions occur. The Partnership had revenues from five customers in fiscal 1996 and 1995 totaling $21.64 million and $21.56 million, respectively. Such revenues from significant customers represent individually over 5 percent of total operating revenues and in the aggregate approximately 52 percent and 47 percent of total operating revenues during the fiscal years ended in 1996 and 1995, respectively. For the fiscal year ended in 1996, material customers representing over 10 percent of total operating revenues are American International Group, The Travelers Insurance Company and ITT Hartford and for the fiscal year ended 1995, such were The Travelers Insurance Company and ITT Hartford. At December 31, 1996 and 1995, the Partnership also had $3.51 million and $4.56 million, respectively, of unsecured trade accounts receivable due from customers that operate primarily in the insurance industry.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

OPERATING REVENUES

    Operating revenues for fiscal 1996 decreased $4.32 million (9 percent) over the same period in 1995.

    Special project fees revenue decreased $3.23 million (26 percent) mainly due to the near completion of a one-time project in 1996 of product development performed under a contract for a customer that was in progress throughout 1995. This project produced $.45 million and $1.78 million of revenue in fiscal 1996 and 1995, respectively, which accounts for a decrease of $1.32 million. Another one-time project generated $1.5 million of revenue for the Partnership's research and development efforts on the teleclaim product during fiscal 1995.

    Risk management claims administration services decreased $1.04 million (4 percent) from fiscal 1995 to 1996. The main components of risk management claims administration services revenue are medical claims management processing fees, claims administration service fees, teleclaim fees, and risk information reporting service fees. Medical claims management processing fees decreased $.97 million in 1996 compared to fiscal 1995. This decrease is mainly due to additional revenue totaling $.82 million generated during 1995 by one customer that increased its volume of bills to catch up on its backlog. Another component of risk management claims administration services that decreased was service fees by $.43 million in 1996 over the same period in 1995 due to continued competitive considerations and certain contract price concessions given to customers purchasing stand-alone systems and terminating existing service agreements with the Partnership. These decreases were somewhat offset by increases in risk information reporting service fees of $.25 million in fiscal 1996 over the same period in 1995.

    During fiscal 1996, installations and programming revenue were up $.37 million (15 percent) from the same period in 1995 partly due to new sales to the existing client base of the Partnership's new product, CS KnowlEDGE that increased the total by $.16 million. The remainder of the increase is due to programming and file construction fee increase of $.26 million over the same period in 1995. The increase is offset by a decrease of $.05 million in license fees generated from sales of other products.

    Computer access and equipment rental fees declined $.51 million (14 percent) due to continued competitive considerations and certain contract price concessions given to customers, as well as customers purchasing stand-along systems and terminating existing service agreements with the Partnership.

    Other operating income increased $.09 million (5 percent) due to an increase in revenue from reimbursed time ($.04 million) and software support from the Partnership's Prism products and special service fees ($.16 million) for fiscal 1996 over fiscal 1995.

    At December 31, 1996, the Partnership was operating with a revenue backlog of approximately $.39 million.

OPERATING EXPENSES

    Operating expenses decreased $3.97 million (11 percent) in fiscal 1996 as compared to fiscal 1995. However, as a percent of operating revenues, operating expenses remained flat in 1996 compared to the same period in 1995 at approximately 90 percent.

    Within the components of operating expenses there was a decrease in cost of services of $5.67 million (16 percent) and an increase in selling, general, and administrative expense of $1.71 million (29 percent) in fiscal 1996 when compared to fiscal 1995.

Cost of services as a percent of revenues was 72 percent and 77 percent for the fiscal years 1996 and 1995, respectively.

    Cost of services includes new product development, which is defined as research and development, product development performed under contracts for others, and other development efforts. Net research and development expenditures for the fiscal years 1996 and 1995, were $2.45 million and $4.08 million, respectively. The net new product development expense totaled $2.82 million and $4.44 million for the fiscal years 1996 and 1995, respectively. New product development expense is in support of the Partnership's new and existing product development initiatives. New product development costs are expensed as incurred and are reflected as components of costs of services in the financial statements. The following table sets forth the amounts related to new product development included in the financial statements under the following captions:

                                       YEAR             YEAR
                                       ENDED            ENDED
                                       DECEMBER 31,     DECEMBER 31,
                                       1996             1995
                                       ------------     ------------

OPERATING REVENUES
Research and development               $      -         $1,500,000
Product development performed
  under contract for others               448,896        1,767,441
                                       ----------       ----------
    SPECIAL PROJECT FEES                  448,896        3,267,441
                                       ----------       ----------
OPERATING EXPENSES
Research and development                2,451,375        5,581,390
Product development performed
  under contract for others               545,876        1,841,332
Other development costs                   273,108          285,480
                                       ----------       ----------
    COST OF SERVICES                    3,270,360        7,708,202
                                       ----------       ----------
    NET NEW PRODUCT DEVELOPMENT        $2,821,464       $4,440,761
                                       ----------       ----------
                                       ----------       ----------

    Net new product development decreased $1.62 million mainly due to the completion of the teleclaim project during 1996.

    When the effects of new product development are removed from cost of services, cost of services decreased $1.24 million (4 percent). Permanent employees were hired in fiscal 1996, which decreased temporary salaries by $.63 million over fiscal 1995. Substantially all other expense categories decreased during fiscal 1996 as compared to fiscal 1995, which includes depreciation expense ($.25 million) due to fully depreciated assets and other miscellaneous expense ($.40 million).

    Selling, general, and administrative expenses increased $1.71 million (29 percent) in fiscal 1996 over the same period in 1995. The increase can mainly be attributed to increased costs incurred for professional fees ($.49 million) related to internal restructuring, legal and acounting costs related to the legal form of the organization.

Depreciation expense and occupancy costs increased in fiscal 1996 by $.29 million over the same period in 1995 mainly due to the new customer service building. Other expense categories increasing include compensation ($.25 million), property taxes ($.18 million), and sales tax ($.23 million).

YEAR ENDED DECEMBER 31, 1995, COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

OPERATING REVENUES

    Operating revenues for fiscal 1995 were $46.09 million compared to fiscal 1994 operating revenues of $39.75 million, an increase of $6.35 million (16 percent).

    The most significant components of the Partnership's operating revenue growth during fiscal 1995 were increases in risk management claims administration services of $2.19 million (9 percent), installations and programming of $.56 million (31 percent), special project fees of $3.55 million (41 percent) and other operating revenues of $.56 million (44 percent).

    Growth in risk management claims administration services was attributed to increases in the volume of risk management claims administration services, as well as the Partnership's ability to obtain several new significant customer contracts during fiscal 1995. The volume of medical cost management bills processed increased due to one customer catching up on its backlog during the year increasing this customer's revenue by $1.96 million over the same period in 1994. Also included in this component is revenue generated from the Partnership's teleclaim product, which showed an increase of $.24 million over the same period in 1994.

    The increase installations and programming revenue of $.56 million in 1995 over fiscal 1994 mainly consists of license and set up fees generated from a new produce, CS KnowlEDGE, in the amount of $.23 million and an increase in programming fees of $.20 million.

    The increase in special project fees is partly due to an increase of $.22 million over the same period in 1994 due to the full ramp up in 1995 of a special operations customer obtained in 1994. Special operations customers have a full time dedicated customer service staff, and this revenue is expected to be ongoing in future years. Also included in special project fees are revenues that are one time in nature and are expected to fluctuate from year to year. From time to time, the Partnership may be requested to assist a current customer or may be contracted by a noncustomer to develop a set of software programs designed specifically for that entity and within the scope of the Partnership's expertise. The Partnership receives these project requests and secures the business on an ad hoc basis and does not anticipate revenues from this source in its annual planning process. For the year ended December 31, 1995, revenue generated from these contracts was $3.27 million compared to $2.11 million during the same period in 1994.

    Offsetting these increases in revenue was a decrease in computer access and equipment rental fees of $.52 million (13 percent) due to competitive considerations and certain contract price concessions given to customers, as well as customers purchasing stand-alone systems and terminating existing service agreements with the Partnership.

OPERATING EXPENSES

    Operating Expenses increased $6.82 million (20 percent) in fiscal 1995 as compared to fiscal 1994. As a percent of operating revenues, operating expenses increased for fiscal 1995 as compared to fiscal 1994 to approximately 90 percent from 87 percent.

    Additional increases in operating expenses are primarily related to new product development, which includes research and development and product development performed under contracts for others. When the effects of new product development activity is removed from both years, operating income as a percent of revenue increased to 21 percent for fiscal 1995 as compared to 19 percent for fiscal 1994.

    Research and development expenditures, net of amounts reimbursed by customers, for the year ended December 31, 1995 and 1994, were $4.08 million and $2.13 million, respectively. The total amount of new product development, which includes development performed under contracts for others, research and development expenditures, and other development costs, totaled $7.71 million and $4.18 million in fiscal 1995 and 1994, respectively. The increase in new product development expenses is in support of the Partnership's new and existing product development initiatives. New product development costs are expensed as incurred and are reflected primarily as components of cost of services in the financial statements. The following table sets forth the amounts related to new product development included in the financial statements under the following captions:

                                    YEAR             YEAR
                                    ENDED            ENDED
                                    DECEMBER 31,     DECEMBER 31,
                                    1995             1994
                                    ------------     ------------

OPERATING REVENUES
Research and development            $  1,500,000     $    206,083
Product development performed
  under contract for others            1,767,441        1,906,962
                                    ------------     ------------
    SPECIAL PROJECT FEES               3,267,441        2,113,045
                                    ------------     ------------

OPERATING EXPENSES
Research and development               5,581,390        2,334,613
Product development performed
  under contract for others            1,841,332        1,616,884
Other development costs                  285,480          230,516
                                    ------------     ------------
    COST OF SERVICES                   7,708,202        4,182,013
                                    ------------     ------------
    NET NEW PRODUCT DEVELOPMENT     $  4,440,761     $  4,182,013
                                    ------------     ------------
                                    ------------     ------------

    Excluding the increases in new product development costs, cost of services increased $2.84 million (11 percent) in 1995 over 1994. This increase is primarily due to increases in the volume of services provided to customers that required the Partnership to employ additional people, increasing salary and benefit expense by $.86 million (7 percent), contract temporary workers increasing expense by $.48 million (120 percent), and entering into various new computer and equipment contracts increasing cost by $1.94 million (31 percent). The new computer and equipment contracts were necessary to allow the Partnership to keep pace with changing technology and business growth.

    Selling, general, and administrative expenses increased $.46 million (8 percent) in 1995 over 1994. This increase is mainly attributable to increases in salaries and wages of $.23 million and deferred compensation of $.38 million in 1995 over 1994. An overall decrease of $.15 million was realized in the other components of general and administrative expense that includes depreciation, materials and supplies, travel, and other expenses.

NET EARNINGS

    Partnership net earnings for fiscal 1995 have decreased from fiscal 1994 by $1.06 million ($.19 per unit). The revenue increase of $6.35 million was reduced primarily due to planned increases in product development ($3.53 million), upgrades in technology tools used by employees ($1.9 million), and recognition of the cumulative effect of the change in accounting post retirement benefits ($.59 million).

                           LIQUIDITY AND CAPITAL RESOURCES

DECEMBER 31, 1996, COMPARED TO DECEMBER 31, 1995

    Cash and cash equivalents increased from December 31, 1995, to December 31, 1996, by approximately $1.44 million. The current ratio increased from 1.28 at December 31, 1995, to 1.60 at December 31, 1996, primarily due to decreases in current liabilities.

    Net cash provided by operating activities was $6.84 million for the year ended December 31, 1996. In addition to earnings, $43.98 million in cash was provided by collections of trade accounts receivable, which was offset by payment of $37.14 million in cash for accounts payable and accrued expenses.

    Accounts receivable decreased $1.81 millin at December 31, 1996, from December 31, 1995. Such decrease resulted in an improvement in the percentage of accounts due within 60 days of 93 percent at December 31, 1996, from 57 percent at December 31, 1995.

    During the year ended December 31, 1996, the Partnership expended $1.04 million for property, plant, and equipment. Additionally, the Partnership paid $4.49 million in distributions to Partners. These transactions were financed with internally generated funds.

    The Partnership has several noncancelable operating leases for equipment and office space that expire over the next three years. The Partnership has several operating leases for certain computer equipment that required monthly rental payments that are charged to operations as incurred.

    During the year ended December 31, 1996 and 1995, net research and development costs were approximately $2.45 million and $4.08 million, respectively. Due to the nature of the Partnership's business, research and development costs may increase in the foreseeable future. Research and development costs have historically been funded from internally generated funds. In the future, it is expected that these costs will be funded from internally generated funds and possibly through borrowing and/or outside capital.

EFFECT OF NEW ACCOUNTING STANDARDS

    Effective in 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which encouraged, but did not require, a method of accounting for employee equity-based awards which results in compensation expense being recognized when awards are granted based on their fair value. Entities which elect not to adopt the new method for the financial statements are required to disclose in the notes to the financial statements the pro forma effect on net income and earnings per share as if the fair value method of accounting had been applied. The Partnership will continue to account for the equity-based awards using the requirements of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Appropriate disclosures have been added to the notes to the 1996 consolidated financial statements.

EFFECT OF INFLATION

    The Partnership's revenues are derived from the sales of products and services that generally can be adjusted due to the effects of inflation.

CONVERSION TO CORPORATE FORM

    As more fully discussed in note 1 to the 1996 Consolidated Financial Statements, effective February 1, 1997, the Partnership reorganized from a partnership to corporate form and the Partnership was renamed as Corporate Systems, Inc. As a result of such conversion, the Company will be subject to Federal income taxes, and accordingly, the level of dividends paid to shareholders is expected to decrease. Additionally, the Company established a leveraged employee stock ownership plan (ESOP) through the purchase of existing shares and additional shares issued by the Company. Such purchases were financed by the issuance of bank debt. The Company will cease to make contributions to the existing employee profit sharing plan to service the debt associated with the ESOP.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                          PAGE
                                                                          ----
1.  Financial Statements:
   A. Corporate Systems Holding Inc.

      Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . 16


      Balance Sheet as of December 31, 1996 . . . . . . . . . . . . . . . . 17

      Note to Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . 18

   B. Corporate Systems, Ltd.

      Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . 19

      Consolidated Balance Sheets as of December 31, 1996
        and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

      Consolidated Statements of Income for each of
        the years in the three-year period ended December 31, 1996. . . . . 22

      Consolidated Statements of Changes in Partners' Equity
        for each of the years in the three-year period ended
        December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . 23

      Consolidated Cash Flows for each of the years
        in the three-year period ended December 31, 1996. . . . . . . . . . 24

      Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 26

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
Corporate Systems Holding, Inc.:


We have audited the accompanying balance sheet of Corporate Systems Holding, Inc. as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of a balance sheet includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit of a balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Corporate Systems Holding, Inc. as of December 31, 1996, in conformity with generally accepted accounting principles.



                                                    KPMG Peat Marwick LLP

Dallas, Texas
February 6, 1997

                       CORPORATE SYSTEMS HOLDING, INC.

                               Balance Sheet

                             December 31, 1996



                                   ASSETS


Cash                                                            $1,000
                                                                ------
                                                                ------

                           SHAREHOLDER'S EQUITY

Shareholder's equity:
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 1 share issued and outstanding                 $    -
   Additional paid-in capital                                    1,000
                                                                ------

                                                                $1,000
                                                                ------
                                                                ------


See accompanying note to balance sheet.

                       CORPORATE SYSTEMS HOLDING, INC.

                           Note to Balance Sheet

                             December 31, 1996

ORGANIZATION

Corporate Systems Holding, Inc. (the Company), a Nevada corporation, was incorporated on August 7, 1996 and conducted no business activity through December 31, 1996.

Except for one share of common stock issued in exchange for $1,000 cash for the purpose of capitalizing the Company to do business, the remainder of the Company's common stock has been authorized but remained unissued at December 31, 1996, pending consummation of the reorganization of Corporate Systems, Ltd. from a partnership structure to a corporation which became effective February 1, 1997. Such reorganization was implemented through an exchange offer whereby owners of 5,922,814 units of Corporate Systems Ltd. were exchanged for an equal number of the Company's common stock. All of the assets and liabilities of Corporate Systems, Ltd. were transferred to Corporate Systems, Inc. as of the effective date. Corporate Systems, Inc. then became a wholly owned subsidiary of the Company.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Corporate Systems, Ltd.:


We have audited the accompanying consolidated balance sheets of Corporate Systems, Ltd. (a Texas limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Systems, Ltd. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 6, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS effective January 1, 1995.



                                       KPMG Peat Marwick LLP


Dallas, Texas
February 6, 1997

                        CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                             Consolidated Balance Sheets

                              December 31, 1996 and 1995

                                                           Pro forma
                                                         at December 31,
                       ASSETS                             1996 (NOTE 1)       1996          1995
                       ------                            ---------------      ----          ----
                                                           (unaudited)
Current assets:
  Cash and cash equivalents, including interest-bearing
    assets of $3,200,000 in 1995                           $ 5,879,304    $ 5,785,640   $ 4,343,196
  Trade accounts receivable, less allowance for doubtful
    accounts of $419,967 in 1996 and $501,111 in 1995
    (notes 2 and 7)                                          5,067,385      5,067,385     6,788,414
  Prepaid expenses and supplies                              1,273,184      1,273,184       681,106
  Current portion of prepaid airline passes                     60,546         60,546        26,858
                                                           -----------    -----------   -----------
          Total current assets                              12,280,419     12,186,755    11,839,574
                                                           -----------    -----------   -----------
Property, plant and equipment (notes 3 and 4):
  Land and office buildings                                  3,305,418      3,305,418     4,072,265
  Computer equipment                                         2,704,263      2,704,263     2,233,720
  Leased computer equipment under capital leases               137,128        137,128       733,672
  Furniture and fixtures                                     1,961,715      1,961,715    1,871,489
  Computer software                                          1,037,326      1,037,326       911,756
                                                           -----------    -----------   -----------
                                                             9,145,850      9,145,850     9,822,902
  Less accumulated depreciation and amortization            (3,599,964)    (3,599,964)   (3,492,357)
                                                           -----------    -----------   -----------
          Net property, plant and equipment                  5,545,886      5,545,886     6,330,545
                                                           -----------    -----------   -----------
Deferred tax asset (note 1)                                  1,536,000              -             -
Prepaid airline passes, excluding current portion               37,300         37,300        43,066
Other assets, net                                               91,861         91,861       151,342
                                                           -----------    -----------   -----------
          Total assets                                     $19,491,466    $17,861,802   $18,364,527
                                                           -----------    -----------   -----------
                                                           -----------    -----------   -----------
                                                                                        (Continued)

                        CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                                                           Pro forma at
                                                           December 31,
        LIABILITIES AND PARTNERS' EQUITY                   1996 (Note 1)      1996         1995
        --------------------------------                   -------------      ----         ----
                                                            (unaudited)
Current liabilities:

  Interim construction loan (note 4)                        $         -   $ 2,668,088   $ 2,668,088
  Current maturities of long-term debt (note 4)               1,071,429             -             -
  Current maturities of obligations under capital
    leases (note 3)                                              21,735        21,735        95,792
  Accounts payable                                              563,076       563,076     1,574,492
  Accrued expenses:
    Employee commissions and bonuses                            576,102       576,102       694,964
    Profit sharing (note 5)                                     850,000       850,000       682,370
    Distributions payable                                             -             -       940,202
    Vacation                                                    442,222       442,222       403,728
    Other                                                       359,025       359,025       360,576
  Lease incentive (note 3)                                      237,655       237,655       239,166
  Deferred income                                             1,906,091     1,906,091     1,574,497
                                                            -----------   -----------   -----------
          Total current liabilities                           6,027,335     7,623,994     9,233,875
                                                            -----------   -----------   -----------

Long-term debt, excluding current maturities (note 4)         6,428,571             -             -
Obligations under capital leases, excluding
    current maturities (note 3)                                       -             -        21,965
Lease incentive -noncurrent (note 3)                            170,833       170,833       375,834
Deferred income - noncurrent                                    102,813       102,813       161,563
Accumulated postretirement benefit obligation (note 6)          749,066       749,066       669,864
                                                            -----------   -----------   -----------
          Total liabilities                                  13,477,618     8,646,706    10,463,101
Partners' equity (note 1):
  General partner                                                     -     3,571,626     3,080,953
  Limited partners                                                    -     5,643,470     4,820,473
                                                            -----------   -----------   -----------
                                                                      -     9,215,096     7,901,426
Shareholders' equity (note 1):
  Common stock                                                    5,922             -             -
  Additional paid-in capital                                 13,545,174             -             -
  Unearned ESOP shares                                       (7,538,248)            -             -
                                                            -----------   -----------   -----------
                                                              6,012,848             -             -
                                                            -----------   -----------   -----------

Commitments and contingencies (notes 3, 5 and 8)            -----------   -----------   -----------
                                                            $19,491,466   $17,861,802   $18,364,527
                                                            -----------   -----------   -----------
                                                            -----------   -----------   -----------

See accompanying notes to consolidated financial statements.

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                      Consolidated Statements of Income

                 Years ended December 31, 1996, 1995 and 1994

                                                       1996          1995          1994
                                                    -----------   -----------   -----------
Operating revenues (note 7):
  Risk management claims administration services    $24,987,451   $26,030,942   $23,838,381
  Installations and programming                       2,778,844     2,407,139     1,840,008
  Computer access and equipment rental fees
   (note 3)                                           3,067,888     3,582,708     4,104,387
  Special project fees                                9,004,860    12,234,711     8,685,108
  Other                                               1,934,055     1,839,364     1,278,735
                                                    -----------   -----------   -----------
    Total operating revenues                         41,773,098    46,094,864    39,746,619
                                                    -----------   -----------   -----------
Operating expenses (notes 1, 3 and 5):
  Cost of services                                   29,955,809    35,630,595    29,268,495
  Selling, general and administrative                 7,521,407     5,816,266     5,357,658
                                                    -----------   -----------   -----------
    Total operating expenses                         37,477,216    41,446,861    34,626,153
                                                    -----------   -----------   -----------
    Operating income                                  4,295,882     4,648,003     5,120,466
                                                    -----------   -----------   -----------
Other income (expense):
  Interest income                                       239,313       159,812       151,794
  Interest expense                                     (238,729)     (144,391)     (205,304)
  Other, net                                            338,152       203,691       267,935
                                                    -----------   -----------   -----------
    Total other income                                  338,736       219,112       214,425
                                                    -----------   -----------   -----------
    Earnings before cumulative
     effect of change in accounting for
     postretirement benefits                          4,634,618     4,867,115     5,334,891
Cumulative effect of change in accounting
 for postretirement benefits (note 6)                         -       590,000             -
                                                    -----------   -----------   -----------
    Net earnings                                    $ 4,634,618   $ 4,277,115   $ 5,334,891
                                                    -----------   -----------   -----------
                                                    -----------   -----------   -----------
Net earnings allocated to:
  General partner                                   $ 2,090,676   $ 1,952,931   $ 2,453,004
  Limited Partners                                    2,543,942     2,324,184     2,881,887
                                                    -----------   -----------   -----------
                                                    $ 4,634,618   $ 4,277,115   $ 5,334,891
                                                    -----------   -----------   -----------
                                                    -----------   -----------   -----------
Pro forma unaudited net earnings per common share
 (note 1)                                                 $0.47
                                                          -----
                                                          -----

See accompanying notes to consolidated financial statements.

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

            Consolidated Statements of Changes in Partners' Equity

                 Years ended December 31, 1996, 1995 and 1994

                                          General      Limited
                                          Partner      Partners       Total
                                        -----------   -----------   -----------
Partners' equity, December 31, 1993     $ 1,767,705   $ 2,913,186   $ 4,680,891
Net earnings                              2,453,004     2,881,887     5,334,891
Distributions to partners                (1,306,017)   (1,534,361)   (2,840,378)
                                        -----------   -----------   -----------
Partners' equity, December 31, 1994       2,914,692     4,260,712     7,175,404
Net earnings                              1,952,931     2,324,184     4,277,115
Distributions to partners                (1,786,670)   (2,149,088)   (3,935,758)
Sale of partnership units (76,683 units)          -       384,665       384,665
                                        -----------   -----------   -----------
Partners' equity, December 31, 1995       3,080,953     4,820,473     7,901,426
Net earnings                              2,090,676     2,543,942     4,634,618
Distributions to partners                (1,600,003)   (1,953,685)   (3,553,688)
Sale of partnership units (46,548 units)          -       232,740       232,740
                                        -----------   -----------   -----------
Partners' equity, December 31, 1996     $ 3,571,626   $ 5,643,470   $ 9,215,096
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------

             See accompanying notes to consolidated financial statements.

                        CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows

                     Years ended December 31, 1996, 1995 and 1994

                                                       1996          1995           1994
                                                       ----          ----           ----
Cash flows from operating activities:
    Cash received from customers                 $  43,975,039  $  47,400,707  $  37,221,604
    Cash paid to suppliers and employees           (37,135,549)   (42,008,185)   (31,473,775)
    Interest received                                  239,313        159,812        151,794
    Interest paid                                     (238,729)      (222,610)      (205,304)
                                                   -----------    -----------    -----------
                   Net cash provided by
                    operating activities             6,840,074      5,329,724      5,694,319
                                                   -----------    -----------    -----------
Cash flows from investing activities:
    Proceeds from the sale of property, plant and
         equipment                                       4,414         60,786            300
    Additions to property, plant and equipment      (1,044,872)    (3,617,340)    (2,819,987)
                                                   -----------    -----------    -----------
                   Net cash used by investing
                    activities                      (1,040,458)    (3,556,554)    (2,819,687)
                                                   -----------    -----------    -----------
Cash flows from financing activities:
    Borrowings under interim construction loan               -      2,668,088              -
    Principal payments under capital lease
     obligations                                       (96,022)      (317,937)      (426,764)
    Cash received from lease incentive                       -        615,000              -
    Principal payments of  long-term debt                    -     (1,139,076)    (1,285,680)
    Distributions to partners                        4,493,890     (2,995,556)    (2,840,378)
    Sale of partnership units                          232,740        384,665              -
                                                   -----------    -----------    -----------
                   Net cash used by financing
                    activities                      (4,357,172)      (784,816)    (4,552,822)
                                                   -----------    -----------    -----------
Net increase (decrease) in cash                      1,442,444        988,354     (1,678,190)
Cash and cash equivalents at beginning of year       4,343,196      3,354,842      5,033,032
                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year           $ 5,785,640    $ 4,343,196    $ 3,354,842
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------


                                                                                  (Continued)



                        CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows, Continued

                                                       1996          1995           1994
                                                       ----          ----           ----
Reconciliation of net earnings to net cash
 provided by operating activities:
    Net earnings                                   $ 4,634,618    $ 4,277,115    $ 5,334,891
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and amortization               1,879,299      1,860,126      1,654,283
         Amortization of lease incentives             (206,512)             -              -
         Provision (credit) for losses on
          accounts receivable                          (93,871)      (478,075)       664,982
         (Gain) loss on sale of assets                     279         (7,834)         5,033
         Change in assets and liabilities:
             Trade accounts  receivable              1,814,900        605,963     (3,420,760)
             Prepaid expenses and supplies            (592,078)      (372,219)      (187,101)
             Prepaid airline passes                    (27,922)       103,022         54,726
             Other assets                                5,020        (15,874)        33,014
             Accounts payable                       (1,011,416)      (786,076)       445,738
             Accrued expenses                           85,711       (463,952)       581,714
             Deferred income                           272,844        (62,336)       527,799
             Accumulated postretirement benefit
             obligation                                 79,202        669,864              -
                                                   -----------    -----------    -----------
                 Net cash provided by
                  operating activities            $ 6,840,074    $ 5,329,724     $ 5,694,319
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY - During 1995, distributions to partners totaling $940,202 were declared and recorded as a liability. This amount was paid in 1996.


See accompanying notes to consolidated financial statements.

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1995 and 1994



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



    (a)  GENERAL

    The principal business of Corporate Systems, Ltd. (the Partnership), now known as Corporate Systems, Inc. (see below), is to provide risk information services for the property and casualty insurance industry. These services consist generally of claims administration products including data conversion, data intake, data processing, and reporting.
    The Partnership's products include a claims administration system, workers' compensation services, computer outsourcing services, software development project management services, a disability claims administration system, and risk information reporting.

    Through January 1997, the Partnership operated under a Texas limited partnership agreement which provided for an initial term of 30 years, beginning in 1976. Under the agreement, the maximum amount of any limited partner's individual liability could not exceed the contributions of such partner plus related undistributed profits. Profits and losses of the Partnership were allocated among the partners in proportion to the Partnership units owned by each partner. The Partnership had 6,000,000 units authorized at December 31, 1996, 1995 and 1994 and 5,922,814, 5,876,266 and 5,799,583 outstanding at December 31, 1996, 1995 and 1994, respectively.

    The general partner of the Partnership was CSC General Partner, Inc.
    The general partner was responsible for management of the operations of the Partnership. The general partner received no management fees for its services but was reimbursed for all expenses incurred in performing services for the Partnership. Such reimbursed expenses were not significant during 1996, 1995 and 1994.

    Effective February 1, 1997, the Partnership reorganized from a partnership to corporate form and the Partnership was renamed as Corporate Systems, Inc. (the Company). The pro forma consolidated balance sheet as of December 31, 1996 gives effect to certain transactions which occurred upon the effective date of the reorganization. The transactions reflected in the pro forma adjustments include the following:

    - Establishment of a net deferred tax asset resulting from temporary differences in the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. As a corporation, income will be subject to taxation and income taxes will be provided in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS No. 109). Based on the historical ability to generate future taxable income exclusive of reversing temporary differences, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax asset in future periods.

                                                       (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

    - Elimination of existing partners' equity in exchange for common stock of equal value.

    - Establishment of a leveraged employee stock ownership plan (ESOP) through the purchase of 592,281 shares from existing shareholders financed through bank debt of $4,738,248. Additionally, 350,000 shares with a value equivalent to $2,800,000 were issued from authorized shares through the issuance of bank debt. The proceeds received were used to repay the interim construction loan (see note
         4). Due to the establishment of the ESOP, the Company will not continue to make contributions to the existing profit sharing plan (see note 5) and will use such funds to repay the debt associated with the ESOP.

    A summary of the initial shareholders' equity resulting from the pro forma adjustments is as follows:

         To reflect initial capitalization through the issuance
          of 5,922,814 shares of common stock, $.001 par value,
          in respect of the outstanding units of the
          Partnership                                            $ 9,215,096
         To reflect sale of shares to ESOP                         2,800,000
         To reflect unearned ESOP shares                          (2,800,000)
         To reflect initial application of SFAS No. 109 which
          resulted in a net deferred tax asset                     1,536,000
         To record the initial impact of the establishment of
          the leveraged ESOP which will be funded by the
          issuance of bank debt                                   (4,738,248)
                                                                 -----------
                                                                 $ 6,012,848
                                                                 -----------
                                                                 -----------

    The pro forma unaudited net earnings per common share of $0.47 for the year ended December 31, 1996 is calculated as if the conversion to corporate form had been consummated on January 1, 1996 and considers all significant adjustments to the consolidated statement of income necessary to appropriately reflect the corporate form of business and the above described ESOP transactions. Such adjustments include the recognition of income tax expense and interest expense on ESOP debt and a reduction in cost of services due to the discontinuance of contributions to the profit sharing plan.

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Diagnostic Profiles, Inc.
    (DPI). All significant intercompany transactions and balances have been eliminated in consolidation.

                                                       (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(c)  TRADE ACCOUNTS RECEIVABLE

    The Partnership maintains an allowance for doubtful accounts based on management's estimate of the collectibility of all trade accounts receivable. The Partnership's trade accounts receivable are generally unsecured.

(d)  PREPAID AIRLINE PASSES

    Prepaid airline passes allow certain employees to travel for a specified amount of air miles per year. The passes are amortized as they are used and the amount expected to be used during the next fiscal year is included in current assets.

(e)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Leased computer equipment under capital leases is stated at the lower of the present value of minimum lease payments or the fair value of the equipment at the inception of the lease. Office buildings are depreciated over their estimated useful lives on the straight-line basis. Computer equipment and furniture and fixtures are depreciated using accelerated and straight-line methods over their estimated useful lives. Assets recorded under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

    Purchased computer software is included in property, plant and equipment and is capitalized at cost and amortized using the straight-line method over the estimated useful life of the software which generally ranges from one to five years.

    The Partnership removes fully depreciated plant and equipment, including computer software, from the respective asset and accumulated depreciation accounts. In 1996, 1995 and 1994, the Partnership removed approximately $1,125,000, $2,080,000 and $1,123,000, respectively, of fully depreciated assets.

    During 1995, the Partnership capitalized approximately $78,000 in interest costs incurred on debt obtained to finance the construction of an additional office building. The Partnership did not capitalize any interest costs in 1996 or 1994.

    Effective January 1, 1996, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (Statement 121). Statement 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by estimating future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss

                                                       (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

    is recognized. The adoption of Statement 121 had no effect on the Partnership's consolidated financial position or results of operations.

(f)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Partnership sponsors a defined benefit health care plan for substantially all retirees and employees. Prior to January 1, 1995, the Partnership's policy had been to recognize expenses as claims were paid. Effective January 1, 1995, the Partnership adopted SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Statement 106). Statement 106 requires accrual of postretirement benefits other than pensions, primarily medical and dental benefits provided to retired employees, during the years an employee provides services. The cumulative effect of this change in accounting for such postretirement benefits of $590,000 was reported in the 1995 consolidated statement of income.

(g)  REVENUE RECOGNITION

    Revenue from risk management claims administration services consists of fees charged for the processing of various risk management reports and related services and reimbursed costs associated with printing and shipping such reports. Another revenue component of the risk management claims administration services is the medical cost management fee income which involves entering customer medical claims into the system and performing an analysis of the cost on the claims. Installations and programming revenue consists primarily of licensing fees, file construction and custom programming services. Revenues from computer access and equipment rental fees represent amounts charged to customers for dedicated telephone lines and "dial-up" access fees, and amounts related to leasing certain computer equipment. Special project fees represent revenues from agreements with several large customers to provide risk management services. Significant terms of these special project agreements generally include management fees based on a specified amount or number of claims on file, and reimbursement of direct and indirect operating costs. Also, the agreements have initial terms and renewal options and are subject to termination (generally 180 day notice) by the other party. Also included in special project fees are revenues that are one-time in nature as a result of requests to assist a customer or noncustomer in the development of a set of software programs designed specifically for that entity and within the scope of the Partnership's expertise. Other operating revenues primarily result from software sales and support, consulting and certain other reimbursed costs. Consulting fees include amounts charged for training customer personnel.

    Revenue from risk management claims administration services, computer access and equipment rentals, special project fees, software support agreements and reimbursed costs are generally recognized at the time services are performed or ratably over the contract period during which the services are performed.

    Revenue from software licensing fees that have insignificant vendor obligations remaining are recognized on delivery of the software. The remaining obligations are accounted for by

                                                       (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

    deferring a pro rata portion of the revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance. For software licensing fees that have significant vendor obligations remaining, revenue is not recognized until delivery has occurred and other remaining vendor obligations are no longer significant. Postcontract customer support is generally recognized upon delivery of the software, with the cost of providing postcontract customer support charged to operations as incurred or accrued and charged to operations at the time revenue is recognized, whichever occurs first.

    Revenues from custom programming, software sales requiring significant modifications or customization and other consulting fees are generally recognized using percentage of completion contract accounting. As contracts progress, changes from the original contract such as contract specifications, completion dates, and final contract settlements may result in changes to revenues and profit. These changes are recognized in the period that the revisions occur.

(h)  COMPUTER SOFTWARE DEVELOPMENT COSTS

    Costs of internally developed software, primarily programmers' salaries, are charged to expense as incurred. Production costs incurred after technological feasibility has been established are not considered significant.

(i)  FEDERAL INCOME TAXES

    Under provisions of the Internal Revenue Code, the income or loss of a partnership is includable in the federal income tax returns of the individual partners. Accordingly, federal income taxes related to the Partnership have not been provided in the consolidated financial statements.

    As a corporation, DPI's income is subject to taxation under provisions of the Internal Revenue Code and a separate federal income return is filed. Such amounts related to DPI were not significant in 1996, 1995 and 1994.

(j)  CASH EQUIVALENTS

    Cash equivalents of $3,200,000 at December 31, 1995 consist of investments in U.S. Treasury Notes and money market funds. The Partnership periodically invested overnight in U.S. Treasury Notes. There were no such cash equivalents at December 31, 1996.

(k)  RESEARCH AND DEVELOPMENT COSTS

    Research and development costs of new products are expensed currently as required by SFAS No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Costs charged to expenses for 1996, 1995 and 1994 were approximately $2,451,000 $4,081,000 and $2,129,000, respectively.

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


         Additionally, the Partnership has a software development project with one customer. The arrangement requires the customer to reimburse the Partnership for certain expenses, primarily programmers' salaries, incurred on the project. During 1996, 1995 and 1994, revenues totaling approximately $449,000 $1,767,000 and $1,907,000, respectively, were recognized as a result of such reimbursements.

    (l)  HEALTH INSURANCE

         The Partnership self-insures group health care for employees up to $50,000 in claims per employee each year. The Partnership's provision for such claims includes the estimate of the ultimate costs for both reported claims and claims incurred but not reported. Claims expense was approximately $922,000 $840,000 and $1,154,000 in 1996, 1995 and
         1994, respectively.

    (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Partnership disclose estimated fair values for its financial instruments. Fair value estimates at December 31, 1996 and 1995, are set forth below for the Partnership's financial instruments.

         Cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses - The carrying amounts approximate fair value because of the short maturity of these instruments.

         Interim construction loan - The carrying amount of the interim construction loan approximates market because the interest rate is based on prime lending rates.

    (n)  RECLASSIFICATIONS

         Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 method of presentation.

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The following is a summary of activity in the allowance for doubtful accounts for the years ended December 31, 1996, 1995 and 1994:

                                              1996         1995          1994
                                            --------     ---------     --------
         Balance at beginning of year       $501,111     $ 904,366     $276,608
         Provisions charged (credited)
           to expense                        (93,871)     (478,075)     664,982
         Charge-offs                         (66,709)         (360)     (94,978)
         Recoveries                           79,436        75,180       57,754
                                            --------     ---------     --------
         Balance at end of year             $419,967     $ 501,111     $904,366
                                            --------     ---------     --------
                                            --------     ---------     --------

                                                                     (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


    The credit provisions in 1996 and 1995 of $93,871 and $478,075, respectively, can be attributed to the recovery of certain accounts receivable during such years that had been charged-off in previous years. A significant portion of the credit provision reflected in 1995 can be attributed to one account receivable totaling approximately $376,000 which was fully reserved for in 1994 due to significant uncertainties surrounding its collection, but was ultimately collected during 1995.

(3) LEASES

    The Partnership is obligated under various capital leases for certain computer equipment and furniture that expire over the next year. At December 31, 1996 and 1995, computer equipment and furniture having a cost of approximately $137,000 and $734,000, respectively, and accumulated depreciation of approximately $119,000 and $636,000, respectively, were recorded under capital leases and included in property, plant and equipment. Amortization of assets held under capital leases is included with depreciation and amortization expense.

    The Partnership also has several noncancelable operating leases primarily for equipment and office space that expire over the next three years. The Partnership has several operating leases for certain computer equipment that require monthly rental payments that are charged to operations as incurred. Rent expense for all of the Partnership's operating leases totaled approximately $4,630,000, $4,986,000 and $4,187,000 for 1996, 1995
    and 1994, respectively.

    During 1995, the Partnership terminated an operating lease on certain computer equipment prior to the expiration of such lease. Such early termination resulted in the Partnership recognizing a loss of approximately $670,000, which represented the Partnership's remaining obligation on the lease at the date of termination. Additionally, the Partnership entered into a new lease for similar computer equipment and received an incentive from the new lessor totaling $615,000. Such incentive has been reflected as a liability in the accompanying consolidated balance sheets at December 31, 1996 and 1995 and is being amortized over the three year lease term which began in January 1996. Although a loss was recognized in 1995 as a result of this transaction, the Partnership's management believes the economic benefits that will be realized in subsequent years under the new lease due to reduced obligations will exceed such loss realized in 1995.





                                                                     (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


    The following is a schedule by year of future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of the future minimum capital lease payments as of December 31, 1996:

                                                     Capital      Operating
         Year ending December 31:                    leases        leases
                                                     -------     ----------
                  1997                               $22,554     $2,737,412
                  1998                                     -      1,724,870
                  1999                                     -         33,660
                                                     -------     ----------
         Total minimum lease payments                 22,554     $4,495,942
                                                                 ----------
                                                                 ----------
         Less amount representing interest              (819)
                                                     -------
         Present value of net minimum capital
           lease payments                             21,735
         Less current maturities of obligations
           under capital leases                       21,735
                                                     -------
                                                     $     -
                                                     -------
                                                     -------

    Certain computer equipment leased by the Partnership under long-term leases is subleased to its customers on a month-to-month basis.

(4) BORROWINGS

    During November 1994, the Partnership obtained a secured $3,145,000 interim construction loan commitment from a bank to acquire, construct and renovate certain facilities. At December 31, 1996 and 1995, $2,668,088 had been advanced under the interim construction loan. The interim loan agreement, which was renewed and extended several times, required monthly payments of interest at the bank's prime rate of 8.25% at December 31, 1996, and was due March 31, 1997. Additionally, the Partnership was required to maintain a compensating balance on deposit at the bank equal to 20% of the outstanding interim construction loan balance.

    Subsequent to December 31, 1996, the Company obtained a promissory note from a bank in the amount of $7,500,000 secured by 942,281 shares of the Company's common stock sold to the ESOP (see note 1). Such loan bears interest at the bank's base rate less .5% and requires annual principal payments of $1,071,429 plus accrued interest. A portion of the proceeds obtained from this note were used to pay off the interim construction loan.

    Additionally, at December 31, 1996, the Partnership has a commitment from the Amarillo Economic Development Corporation to lend approximately $1,400,000. Such borrowings would be secured by certain facilities.



                                                                     (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



(5) EMPLOYEE BENEFIT PLANS


    The Partnership has a profit sharing plan that provides certain retirement, disability, death and termination benefits for eligible employees and owner-employees (employees who own more than 10% of the capital interest in the Partnership). Additionally, the Plan was amended to provide for a 401(k) arrangement whereby each participant may elect to contribute a portion of their salary to the Plan beginning in 1994. Each plan year, the Partnership may contribute an amount of matching contributions determined at the Partnership's discretion. Such matching contributions are allocated to participants based on the Plan's provisions. Additional discretionary Partnership contributions may also be made. Participant after-tax contributions are not allowed. The provision for the Partnership's matching contributions for 1996, 1995 and 1994 was approximately $272,000, $237,000 and $253,000, respectively. The provision for discretionary profit sharing contributions was approximately $850,000, $682,000 and $1,000,000 for 1996, 1995 and 1994, respectively. As described in note 1, the Partnership does not anticipate making future contributions to the profit sharing plan due to the establishment of the ESOP in 1997.

    During 1995, the Partnership adopted an incentive award plan that provides certain employees with cash equivalent options to purchase limited partnership units valued at $5 per unit. Under this plan, a total of 93,096 unit options were granted. Of this total, 50% became vested and 46,548 units were exercised during 1996 with the remainder vesting in 1997. Such options for units were converted to options for common stock as a result of the conversion described in note 1. The Partnership expensed and paid out approximately $332,000 in 1996 under the incentive award plan. Also during 1995, the Partnership expensed and paid out approximately $301,000 under a similar incentive plan. Under this plan, 42,140 options for units were granted and exercised. The per unit weighted-average fair value of the unit options granted during 1996 and 1995 is not significant due to the lack of volatility in the fair value of units and the relatively short period between grant dates and exercise dates.

    Effective in 1996, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (Statement 123), which encourages, but does not require, a method of accounting for employee equity-based awards which results in compensation expense being recognized when awards are granted based on their fair value. Entities which elect not to adopt the new method for the financial statements are required to disclose in the notes to the financial statements the pro forma effect on net income and earnings per share as if the fair value method of accounting had been applied. The Partnership will continue to account for the equity-based awards using the requirements of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

    The Partnership applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its unit options and, accordingly, no compensation cost has been recognized for its unit options in the consolidated financial statements. Had the Partnership determined compensation cost based on the fair value at the grant date for its unit options under Statement No. 123, there would not have been a significant impact on the Partnership's net earnings as noted above and therefore, no pro forma disclosure has been made.



                                                                     (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(6) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    As discussed in note 1, the Partnership adopted Statement 106, effective January 1, 1995. The Partnership recognized the entire transition obligation of approximately $590,000 at the date of adoption. Net periodic pension cost consisting of the portion of expected postretirement benefit obligation attributable to employee service during the period and interest costs associated with the unfunded accumulated obligation for future benefits was approximately $115,000 and $98,000 for the years ended December 31, 1996 and 1995, respectively. The effect of adopting Statement 106 on net earnings and the net periodic postretirement benefit cost for the year ended December 31, 1995, was a decrease of approximately $670,000 and $80,000, respectively. Postretirement benefits costs for 1994 have not been restated.

    Summary information on the Partnership's plan as of and for the years ended December 31, 1996 and 1995 is as follows:

                                                    1996         1995
                                                  --------     --------
         Accumulated postretirement benefit
           obligation at January 1:
         Actives eligible to retire               $139,513     $115,191
         Retired participants                      176,899      260,801
         Actives not yet eligible to retire        353,452      214,433
                                                  --------     --------
              Accrued postretirement
                benefit costs                      669,864      590,425

         Postretirement benefit cost               115,082       98,165
         Benefit payments made                     (35,880)     (18,726)
                                                  --------     --------
              Obligation at December 31           $749,066     $669,864
                                                  --------     --------
                                                  --------     --------


    A summary of the service cost and interest cost components for the Partnership's plan for 1996 and 1995 and the effect of a one-percentage-point increase for 1996 in the assumed health care cost trend rate is as follows:

                                       1996                   1995
                           ---------------------------    ------------
                             Current                         Current
                             Medical         Current         Medical
                              Trend        Assumptions        Trend
                           Assumptions       Plus 1%       Assumptions
                           -----------     -----------     -----------
         Service cost        $ 70,082       $ 84,000         $55,165
         Interest cost         45,000         50,000          43,000
                             --------       --------         -------
                             $115,082       $134,000         $98,165
                             --------       --------         -------
                             --------       --------         -------


    The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1996 and 1995. The assumed health care cost trend rate was 9% and 10% for 1996 and 1995, respectively, graded down to 4.5% after ten years for 1996 and 1995.



                                                                     (Continued)

                    CORPORATE SYSTEMS, LTD. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(7)  BUSINESS AND CREDIT CONCENTRATIONS

     The Partnership's customers are located throughout the United States. Revenues which individually represent more than five percent of total operating revenues during the years ended December 31 are as follows:

                             1996          1995          1994
                          -----------   -----------   -----------
         Customer "A"     $ 6,185,268   $ 5,854,233   $ 5,536,087
         Customer "B"       5,820,795     5,670,300     6,925,341
         Customer "C"       3,531,959     4,139,768     3,697,641
         Customer "D"       4,247,647     3,824,381             -
         Customer "E"               -     2,070,013     2,316,742
         Customer "F"       1,855,918             -             -
                          -----------   -----------   -----------
                          $21,641,587   $21,558,695   $18,475,811
                          -----------   -----------   -----------
                          -----------   -----------   -----------


     At December 31, 1996 and 1995, the Partnership had approximately $3,506,000 and $4,560,000, respectively, of unsecured trade accounts receivable due from customers which operate in the insurance industry.


(8) CONTINGENCIES

     The Partnership is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership's consolidated financial position or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Corporate Systems had no changes in or disagreements with accountants on accounting and financial disclosure.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    At December 31, 1996, the Board of Directors of CSC General Partner, Inc., the corporate general partner of the Partnership, was composed of six persons. Prior to reorganizing Corporate Systems into a corporate form, the General Partner had the exclusive right and full authority to manage, conduct, and operate the business of the Partnership subject to the provisions of the Partnership Agreement. The following table sets forth the name, age, and five-year employment history of each Director and executive officer of Corporate Systems, each of whom is a United States citizen:

NAME AND AGE                 BUSINESS EXPERIENCE OVER PAST FIVE YEARS
-------------                ----------------------------------------
Guyon H. Saunders (66)       April 1976 - Present, Director of General Partner;
                             March 1994 - Present, Secretary; April 1976 -
                             March 1993, Chairman of the Board; April 1976-
                             March 1991, President of Corporate Systems; August
                             1968 - April 1976, Founder of Management
                             Information Systems, Inc.

Edward A. Fancher, Jr. (69)  April 1976 - Present, Director of General Partner;
                             March 1994 - Present, Assistant Secretary and Treasurer; April 1976 - March 1994, Secretary; August 1988 - Present, Insurance Agent, PIA Insurance Agency

Max R. Sherman (60)          March 1993 - Present, Chairman of the Board of
                             General Partner; April 1976 - Present, Director of
                             General Partner; April 1976 - Present, Dean,
                             University of Texas LBJ School of Public Affairs

Jess Latham, Jr. (77)        April 1976 - Present, Director of General Partner;
                             April 1976 - Present, President of Producers
                             Lloyds Insurance Co.

Johnny E. Mize (35)          November 1992 - Present, Director of General
                             Partner and President and CEO of Corporate
                             Systems; November 1988 - November 1992, Vice
                             President of Client Services of Corporate Systems;
                             October 1985 - October 1988, Western Regional
                             Manager of Corporate Systems; May 1985 - October
                             1985, Eastern Regional Manager of Corporate
                             Systems; January 1984 - May 1985, Account
                             Executive, Western Region, Corporate Systems;
                             January 1983 - January 1984, Systems Manager,
                             Western Region, Corporate Systems

Charles Scott Gilmour (51)   October 1984 - Present, Director of General
                             Partner and Vice President of Corporate Systems,
                             Sales and Marketing; September 1975 - October,
                             1984, Western Division Manager of Corporate
                             Systems; February 1970 - September 1975, Sales
                             Representative of Corporate Systems

John S. Champlin (37)        December 1993 - Present, Vice President of
                             Corporate Systems, Client Services; July 1988 -
                             December 1993, Account Executive for Sedgwick of
                             Pennsylvania, Inc. (promoted to Assistant Vice
                             President in 1989); September 1985 - July 1988,
                             Eastern Regional Manager of Corporate Systems;
                             January 1983 - September 1985, Account Executive and Systems Manager of Corporate Systems

Michael D. Unruh (52)        April 1993 - Present, Vice  President and Chief
                             Financial Officer of Corporate Systems; December
                             1991 - April 1993, Controller of Corporate
                             Systems; April 1991 - December 1991, Director of
                             Human Resources of Corporate Systems

Mark Sollosy (43)            November 1996 - Present, Vice President and Chief
                             Information Officer; 1994 - November 1996,
                             Director/Senior Consultant of Transamerica
                             Occidental Life Insurance Companies; 1991 - 1994,
                             Senior Vice President, Chief Information and Chief
                             Operation Officer of Imperial Industries; 1988 -
                             1991 Self Employed as Independent Consultant.

    Effective with the Reorganization completed February 1, 1997, the Company is managed by a Board of Directors composed of six persons, each of whom was director of the General Partner. Each director of the Company is also a director of the Operating Company. Each executive officer of the Partnership has continued his respective position for the Company. All directors of the Company will hold office until the next annual meeting of the shareholders of the Company and until their successors are duly elected and qualified. All officers of the Company will hold office until the next annual meeting of the Company's Board of Directors and until their successors are elected and qualified. There are no family relationships among directors or executive officers. Each non-employee director of the Company will continue to receive compensation at the same rate as they received as a director of the General Partner.

    In 1996, the General Partner's Board of Directors had one regular meeting and six special meetings. Each non-employee director is paid a quarterly director fee of $3,000 except for Mr. Sherman who is paid $3,625 due to extra required traveling time. In addition, the General Partner reimburses the directors for travel expenses. Employee directors do not receive additional compensation for their service on the Board. Each non-employee director serves on two standing committees of the Board without additional compensation, the audit committee and the compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table contains certain information regarding compensation earned by the six (6) most highly compensated executive officers of Corporate Systems for services rendered during the last three fiscal years.

COMPENSATION                         ----------------ANNUAL--------------
-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                                                Other
    Name and Principal                                          Annual
         Position            Year    Salary       Bonus      Compensation
-------------------------------------------------------------------------
-------------------------------------------------------------------------
 Guyon H. Saunders,
 Founder                     1996    124,000          -          7,593(1)
-------------------------------------------------------------------------
                             1995    120,000          -          7,393(1)
-------------------------------------------------------------------------
                             1994    115,000          -         12,180(1)
-------------------------------------------------------------------------
 Johnny E. Mize,
 President and CEO           1996    172,998     80,500(2)       9,492(1)
-------------------------------------------------------------------------
                             1995    160,992     80,500(3)     310,492(4)
-------------------------------------------------------------------------
                             1994    121,968    144,900(5)      20,480(1)
-------------------------------------------------------------------------
 Charles Scott Gilmour,
 Vice  President, Sales
 and Marketing               1996    114,000     26,314(2)       9,492(1)
-------------------------------------------------------------------------
                             1995    108,504     29,603(3)       9,492(1)
-------------------------------------------------------------------------
                             1994    104,040     50,000(5)      20,480(1)
-------------------------------------------------------------------------
 John S. Champlin,
 Vice President -
 Client Services             1996    97,500      33,500(2)       8,764(1)
-------------------------------------------------------------------------
                             1995    88,500      33,484(3)       8,764(1)
-------------------------------------------------------------------------
                             1994    82,000      50,000(5)      11,130(1)
-------------------------------------------------------------------------
 Michael D. Unruh,
 Vice President - CFO        1996    104,000     32,892(2)       9,492(1)
-------------------------------------------------------------------------
                             1995    104,000     32,563(3)       9,492(1)
-------------------------------------------------------------------------
                             1994    90,090      54,820(5)      19,343(1)
-------------------------------------------------------------------------
 Marc Sollosy,
 Vice-President -
 Chief Information Officer   1996     27,952          -              -
-------------------------------------------------------------------------
-------------------------------------------------------------------------

    (1) Amounts contributed on behalf of the named employee under the Corporate Systems Self-Employed Profit Sharing Plan and Trust and its 401(K) Savings Plan.

    (2) Bonus was awarded in 1997 for employees' performance in 1996.

    (3) Bonus was awarded in 1996 for employees' performance in 1995.

    (4) Of this amount, $9,492 was awarded under the Corporate Systems Self-Employee Profit Sharing Plan and Trust, the remainder, $301,000, was a cash bonus awarded pursuant to an incentive award plan; under the terms of the plan, Mr. Mize purchased 42,140 Units at a cost of $5 per Unit for a total of $210,700; the balance of the award, $90,300 is to be used for personal taxes.

    (5) Management reinvested substantially all this bonus in Units. The number of Units purchased with the bonus was: Johnny E. Mize - 17,388, Michael D. Unruh - 4,385, John S. Champlin - 4,000, Charles Scott Gilmour - 4,000, and Bob Holeman -3,520. The percentage of cash (after payment of taxes) that each executive actually received from the bonus was: Johnny E. Mize - 0.00%, Michael D. Unruh -20.79%, John S. Champlin - 20.96%, and Scott Gilmour - 53.47%. Even though this bonus was awarded for performance in 1994, it was not paid until 1995 and Management did not purchase their Units until 1995.

                  Remainder of page intentionally left blank

      LONG TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR
---------------------------------------------------------------------
---------------------------------------------------------------------
     Name             Awards Granted    1996 Payout     1997 Payout
                        in 1995(1)       of Awards       of Awards
---------------------------------------------------------------------
Johnny E. Mize           $301,000       $150,500(2)       $150,500(2)
---------------------------------------------------------------------
Charles Scott Gilmour    $111,800       $ 55,900(3)       $ 55,900(3)
---------------------------------------------------------------------
John S. Champlin         $ 10,000       $  5,000(4)       $  5,000(4)
---------------------------------------------------------------------
Michael D. Unruh         $223,600       $111,800(5)       $111,800(5)
---------------------------------------------------------------------
---------------------------------------------------------------------

(1) In March of 1995, the Partnership adopted a long-term incentive award and option plan for key employees. Under the plan, key employees are awarded with "cash equivalent awards" representing the right to receive cash payments equal to Units valued at $5 each and an option to purchase Units at $5 per Unit. Under the plan, one-half of the awards were paid on March 16, 1996.
The remaining one-half of the awards were paid on March 16, 1997. A condition precedent to the payment of an award is that each recipient must be employed by Corporate Systems on the payout date in order to receive the cash equivalent award. In the event of death or disability, all awards become fully vested and payable as soon as practicable. The following schedule reflects the cash equivalent awards granted under the plan:

                             Cash           Cash           No. of
                             Equivalent     Equivalent       Unit
                             Award          Units         Options
                             ----------     ----------    -------
    President/CEO            $301,000       60,200         42,140
    Chief Financial Officer  $223,600       44,720         31,304
    VP Marketing             $111,800       22,360         15,652
    VP Technology            $ 10,000        2,000          2,000
    VP Client Services       $ 10,000        2,000          2,000

(2) One-half of the cash equivalent award was paid to Mr. Mize on March 16, 1996. On March 16, 1996, Mr. Mize purchased 21,070 Units at $5 per Unit for a total purchase of $105,350; the balance of the award, $45,150 was used for payment of personal taxes. The balance of the award was paid out on March 16, 1997 with an equal number of shares as reflected for 1996 in the Company being acquired.

(3) One-half of the cash equivalent award was paid to Mr. Gilmour on March 16, 1996. On March 16, 1996, Mr. Gilmour purchased 7,826 Units at $5 per Unit for a total purchase of $39,130; the balance of the award, $19,565 was used for payment of personal taxes. The balance of the award was paid out on March 16, 1997 with an equal number of shares as reflected for 1996 in the Company being acquired.

(4) One-half of the cash equivalent award was paid to Mr. Champlin on March 16, 1996. On March 16, 1996, Mr. Champlin purchased 1,000 Units at $5 per Unit for a total purchase of $5,000. The balance of the award was paid out on March 16, 1997 with an equal number of shares as reflected for 1996 in the Company being acquired.

(5) One-half of the cash equivalent award was paid to Mr. Unruh on March 16, 1996. On March 16, 1996, Mr. Unruh purchased 15,652 Units at $5 per Unit for a total purchase of $78,260; the balance of the award, $33,540 was used for payment of personal taxes. The balance of the award was paid out on March 16, 1997 with an equal number of shares as reflected for 1996 in the Company being acquired.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 31, 1996, the beneficial ownership of the Partnership's Units of each person known by Management to beneficially own more than five percent of the Units, each director of the General Partner, the executive officers of the Partnership, and all directors and executive officers as a group. The number of outstanding CSC Shares was the same as the number of Units (2,666,672) owned by the General Partner. Prior to the Reorganization, a holder of CSC Shares was deemed to be the beneficial owner of the same number of Units owned by the General Partner. The beneficial ownership of the Company after the Reorganization effective as of February 1, 1997 was the same as the beneficial ownership of the Partnership shown in this table.

                              No. of CSC      No. of
                              Shares Bene-    Units Bene-      Percentage
Name and Address              ficially        ficially             of
of Beneficial Owner           Owned           Owned            Ownership
--------------------          ------------    -----------      ---------
Guyon H. Saunders             805,000              -             13.59%
DIRECTOR
P.O. Box 31780
Amarillo, Texas 79120

Edward A. Fancher, Jr.        776,512              -             13.11%
DIRECTOR
3204 South Lipscomb
Amarillo, Texas 79109

Max R. Sherman                359,640          27,200(1)          6.53%
DIRECTOR
3505 Greenway
Austin, Texas  78705

Joe C. Richardson, Jr.        300,000(2)           -              5.07%
P.O. Box 8246
Amarillo, Texas 79114

Jess Latham, Jr.               79,056              -              1.33%
DIRECTOR
P.O. Box 229
Amarillo, Texas 79105

Johnny E. Mize                  4,500          80,598             1.44%
DIRECTOR, PRESIDENT AND CEO
P.O. Box 31780
Amarillo, Texas 79120

Charles Scott Gilmour           4,394           7,826              .21%
DIRECTOR AND VICE PRESIDENT
P.O. Box 31780
Amarillo, Texas 79120

-----------
     (1) Includes 11,200 Partnership Units registered in the name of Mr. Sherman's wife.

     (2) Includes 10,000 General Partner Shares registered in the name of Mr. Richardson's wife.

                              No. of CSC      No. of
                              Shares Bene-    Units Bene-      Percentage
Name and Address              ficially        ficially             of
of Beneficial Owner           Owned           Owned            Ownership
--------------------          ------------    -----------      ---------
John S. Champlin                     -           8,960            .15%
VICE PRESIDENT
P.O. Box 31780
Amarillo, Texas 79120

Michael D. Unruh                     -          20,262(3)         .34%
VICE PRESIDENT
P.O. Box 31780
Amarillo, Texas 79120

All Directors and Officers(4)  2,173,948                        36.70%






-----------
     (3) Includes 60 Units registered in the name of Mr. Unruh's wife.

     (4) Figures do not include Joe Richardson, who is not a director or officer.


                      Remainder of page intentionally left blank

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Does Not Apply
                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


1.  Financial Statement Schedules

      All schedules have been omitted because the information required is included in the consolidated financial statements or the notes thereto.

2.  Exhibits

    Incorporated in this form by reference (all exhibits other than exhibit no. 27 were filed in Registration Statement):

    EXHIBIT
    NUMBER    DESCRIPTION
    2         Plan of Reorganization
    3  (i)    Articles of Incorporation of Holding Company
       (iii)  Articles of Incorporation by General Partner
       (iv)   Bylaws of General Partner
       (v)    Partnership Agreement of Partnership
    4         Instrument defining the rights of security holders (see Articles of Incorporation)
    10 (i)    Software License, Development Services and Maintenance Agreement
              between Partnership and Hartford Fire Insurance Company (Redacted for Confidentiality)*

    10 (ii) CS-MCM Management System Agreement for Computer Services between Partnership and Travelers Insurance Company (Redacted for Confidentiality)*
    10 (iii) Agreement for Information Management Services between AEtna Casualty and Surety Company, AEtna Technical Services, Inc. and Partnership (Redacted for Confidentiality)*

    10 (iv)   Incentive Award Plan of Corporate Systems for Key Employees

    10 (v)    Agreements relating to Awards Pursuant to 1995 Incentive Award
              Plan
              - Johnny Mize
              - Scott Gilmour
              - Mike Unruh
              - John Champlin

    24        Power of Attorney**

    27        Financial Data Schedule**

    99        Form of Subscription Agreement

      The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K
      None.

* Confidential Treatment has been granted as to certain portions of these Exhibits.

** Filed herewith.

ITEM 15. SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report or proxy material covering the Company's 1996 fiscal year has been sent to the Company's security holders.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.



                                       Corporate Systems Holding, Inc.



                                       By:
                                           ----------------------------------
                                           (Johnny E. Mize, President and CEO)
                                           (Signature and Title)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the date indicated.

SIGNATURE                    TITLE                               DATE
---------                    -----                               ----

/s/ Johnny E. Mize
-----------------------      President, CEO                      May 31, 1997
(Johnny E. Mize)             (Principal Executive Officer
                              and Director)

/s/ *
------------------------     (Principal Financial and            May 31, 1997
(Michael D. Unruh)            Accounting Officer)

/s/ *
------------------------     (Chairman of the Board of           May 31, 1997
(Max R. Sherman)              Directors)

/s/ *
------------------------     (Director)                          May 31, 1997
(Guyon H. Saunders)

/s/ *
------------------------     (Director)                          May 31, 1997
(Edward A. Fancher, Jr.)

/s/ *
------------------------     (Director)                          May 31, 1997
(Jess Latham, Jr.)

/s/ *
------------------------     (Director)                          May 31, 1997
(Charles Scott Gilmour)



* By /s/ Johnny E. Mize
     ---------------------------
     (Johnny E. Mize
      Attorney-in-fact)

                              INDEX TO EXHIBITS

    EXHIBIT
    NUMBER    DESCRIPTION
    2         Plan of Reorganization

    3  (i)    Articles of Incorporation of Holding Company

       (iii)  Articles of Incorporation by General Partner

       (iv)   Bylaws of General Partner

       (v)    Partnership Agreement of Partnership

    4 Instrument defining the rights of security holders (see Articles of Incorporation)

    10 (i) Software License, Development Services and Maintenance Agreement between Partnership and Hartford Fire Insurance Company (Redacted for Confidentiality)*

    10 (ii) CS-MCM Management System Agreement for Computer Services between Partnership and Travelers Insurance Company (Redacted for Confidentiality)*

    10 (iii) Agreement for Information Management Services between AEtna Casualty and Surety Company, AEtna Technical Services, Inc. and Partnership (Redacted for Confidentiality)*

    10 (iv)   Incentive Award Plan of Corporate Systems for Key Employees

    10 (v)    Agreements relating to Awards Pursuant to 1995 Incentive Award
              Plan
              - Johnny Mize
              - Scott Gilmour
              - Mike Unruh
              - John Champlin

    24        Power of Attorney**

    27        Financial Data Schedule**

    99        Form of Subscription Agreement

    Incorporated in this form by reference (all exhibits other than exhibit no. 27 were filed in Registration Statement):

      The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

* Confidential Treatment has been granted as to certain portions of these Exhibits.

** Filed herewith.